Form 10-K/A
period 1997-12-31
OCWEN MORTGAGE LOAN ASSET BACKED CERT SERIES 1997-OFS3 TRUST
filed 1998-09-29
CIK 1052962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  333-39649-01




                   Ocwen Mortgage Loan Asset Backed Certificates,
                               Series 1997-OFS3 Trust
               Exact name of registrant as specified in its charter)

NY                                   52-2075045     52-2075042
                                     52-2075071     52-2075039
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
7485 New Horizon Way
Frederick, MD                                        21703
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

Yes    X                No__


This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf Ocwen Mortgage Loan Asset Backed Certificates, Series 1997-OFS3 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement among LMAC, Inc., as Seller (the "Company"), Ocwen Federal Bank FSB, as Special Servicer, and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Ocwen Mortgage Loan Asset Backed Certificates, Series 1997-OFS3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a) Ocwen Federal Bank FSB , as Servicer<F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a) Ocwen Federal Bank FSB, as Servicer<F1>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a) Ocwen Federal Bank FSB, as Servicer<F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.

                No distributions to certificate holders were made during 1997.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.




                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Ocwen Mortgage Loan Asset Backed Certificates,
Series 1997-OFS3 Trust


Signed     NORWEST BANK MINNESOTA, N.A.,
           as Trustee
By:        /s/Sherri J. Sharps

By:        Sherri J. Sharps
Title:     Vice President
Dated:     August 31, 1998




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

     (a) Ocwen Federal Bank, FSB, as Servicer<F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

     (a) Ocwen Federal Bank, FSB, as Servicer<F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1997.

     (a) Ocwen Federal Bank, as Servicer<F1>


<F1> Filed herewith.